Form 10-K/A
period 1998-12-31
STRUCTURED ASSET SEC CORP MORT PASS THR CERTS SERIES 1998-6
filed 1999-12-27
CIK 1065444

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                                 Amendment No.1

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

     Yes   X          No ___



This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1999, on behalf of
Structured Asset Securities Corporation Mortgage Pass-Through Certificates Series 1998-6 Trust established pursuant to a Trust Agreement among STRUCTURED ASSET SECURITIES CORPORATION, as Depositor, NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Master Servicer, and FIRST UNION NATIONAL BANK, as Trustee pursuant to which the Structured Asset Securities Corporation Mortgage Pass-Through Certificates Series 1998-6 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   AURORA LOAN SRVCS INC <F1>
                     b)   OCWEN FEDERAL BANK FSB <F1>
                     c)   OPTION ONE <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   AURORA LOAN SRVCS INC <F2>
                     b)   OCWEN FEDERAL BANK FSB <F1>
                     c)   OPTION ONE <F2>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   AURORA LOAN SRVCS INC <F1>
                     b)   OCWEN FEDERAL BANK FSB <F1>
                     c)   OPTION ONE <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F3>


            (b) On October 7, 1998, November 9, 1998, and December 8, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report: and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.
<F3>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Structured Asset Securities Corporation
Mortgage Pass-Through Certificates
Series  1998-6 Trust

Signed:   First Union National Bank, as Trustee

By:   Robert Ashbaugh, Vice President
By:  /s/  Robert Ashbaugh, Vice President

Dated:  December 15, 1999



Exhibits
Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   AURORA LOAN SRVCS INC <F1>
                     b)   OCWEN FEDERAL BANK FSB <F1>
                     c)   OPTION ONE <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   AURORA LOAN SRVCS INC <F2>
                     b)   OCWEN FEDERAL BANK FSB <F1>
                     c)   OPTION ONE <F2>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   AURORA LOAN SRVCS INC <F1>
                     b)   OCWEN FEDERAL BANK FSB <F1>
                     c)   OPTION ONE <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F3>


<F1>  Filed herewith.
<F2>  Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report: and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.
<F3>  Previously filed.